Form 10-K
period 2020-12-31
BENCHMARK 2018-B2 Mortgage Trust
filed 2021-03-17
CIK 1728339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The EOS 21 Mortgage Loan, the Rochester Hotel Portfolio Mortgage Loan, the InterContinental San Francisco Mortgage Loan, the Sentinel Square II Mortgage Loan, the Braddock Metro Center Mortgage Loan, the BlueLinx Portfolio Mortgage Loan, the 599 Broadway Mortgage Loan, the Red Building Mortgage Loan and the Towers at University Town Center Mortgage Loan, which constituted approximately 4.0%, 4.0%, 4.0%, 3.8%, 2.9%, 2.8%, 2.7%, 2.7% and 1.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the EOS 21 Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Rochester Hotel Portfolio Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity, (c) with respect to the InterContinental San Francisco Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (d) with respect to the Sentinel Square II Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (e) with respect to the Braddock Metro Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (f) with respect to the BlueLinx Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (g) with respect to the 599 Broadway Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (h) with respect to the Red Building Mortgage Loan, one other pari passu loan and three subordinate companion loans, each of which are not assets of the issuing entity and (i) with respect to the Towers at University Town Center Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the EOS 21 Mortgage Loan, the Rochester Hotel Portfolio Mortgage Loan, the InterContinental San Francisco Mortgage Loan, the Sentinel Square II Mortgage Loan, the Braddock Metro Center Mortgage Loan, the BlueLinx Portfolio Mortgage Loan, the 599 Broadway Mortgage Loan, the Red Building Mortgage Loan and the Towers at University Town Center Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Lehigh Valley Mall Mortgage Loan and the 90 Hudson Mortgage Loan, which constituted approximately 2.3% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Lehigh Valley Mall Mortgage Loan and the 90 Hudson Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Lehigh Valley Mall Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity or (b) with respect to the 90 Hudson Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Benchmark 2018-B1 Mortgage Trust transaction, Commission File Number 333-206705-12 (the “Benchmark 2018-B1 Transaction”). These loan combinations, including the Lehigh Valley Mall Mortgage Loan and the 90 Hudson Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B1 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Two Harbor Point Square Mortgage Loan, which constituted approximately 1.6% of the asset pool of the issuing entity as of its cut-off date.  The Two Harbor Point Square Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Two Harbor Point Square Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Two Harbor Point Square Mortgage Loan, was serviced under the pooling and servicing agreement for the Benchmark 2018-B1 Transaction prior to the closing of the securitization of a pari passu portion of the Two Harbor Point Square loan combination in the Citigroup Commercial Mortgage Trust 2018-B2 transaction, Commission File Number 333-207132-16 (the “CGCMT 2018-B2 Transaction”).  After the closing of the CGCMT 2018-B2 Transaction on March 20, 2018, this loan combination, including the Two Harbor Point Square Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CGCMT 2018-B2 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

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

Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank is the special servicer of the Worldwide Plaza Mortgage Loan, the Beacon - Orpheum Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Criterion Mortgage Loan, the Beacon - Tower Mortgage Loan and the Beacon - Mercury / Garage Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank because Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank is an unaffiliated servicer servicing less than 10% of pool assets.

LNR Partners, LLC is the special servicer of The Woods Mortgage Loan and the Two Harbor Point Square Mortgage Loan, which constituted approximately 3.8% and 1.6%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of The Woods Mortgage Loan from January 1, 2020 to May 5, 2020. As a result, LNR Partners, LLC falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Wells Fargo Bank, National Association acts as trustee of the EOS 21 Mortgage Loan, the Rochester Hotel Portfolio Mortgage Loan, the InterContinental San Francisco Mortgage Loan, the Sentinel Square II Mortgage Loan, the Braddock Metro Center Mortgage Loan, the BlueLinx Portfolio Mortgage Loan, the 599 Broadway Mortgage Loan, the Red Building Mortgage Loan, the Towers at University Town Center Mortgage Loan, the Marina Heights State Farm Mortgage Loan, the Beacon - Mercury / Garage Mortgage Loan, the Beacon - Orpheum Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Criterion Mortgage Loan and the Beacon - Tower Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the GSMS 2017-FARM Transaction and the trust and servicing agreement for the JPMCC 2018-BCON Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the EOS 21 Mortgage Loan, the Rochester Hotel Portfolio Mortgage Loan, the InterContinental San Francisco Mortgage Loan, the Sentinel Square II Mortgage Loan, the Braddock Metro Center Mortgage Loan, the BlueLinx Portfolio Mortgage Loan, the 599 Broadway Mortgage Loan, the Red Building Mortgage Loan, the Towers at University Town Center Mortgage Loan, the Marina Heights State Farm Mortgage Loan, the Beacon - Mercury / Garage Mortgage Loan, the Beacon - Orpheum Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Criterion Mortgage Loan and the Beacon - Tower Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank, National Association. This entity was engaged by Citibank, N.A., as custodian of the Atrium Center Mortgage Loan, the Marriott Charlotte City Center Mortgage Loan and the Two Harbor Point Square Mortgage Loan to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j))

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Worldwide Plaza Mortgage Loan, The Woods Mortgage Loan, the Marina Heights State Farm Mortgage Loan, the 90 Hudson Mortgage Loan, the Lehigh Valley Mall Mortgage Loan, the Apple Campus 3 Mortgage Loan, the Beacon - Mercury / Garage Mortgage Loan, the Beacon - Orpheum Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Criterion Mortgage Loan, the Beacon - Tower Mortgage Loan, the Two Harbor Point Square Mortgage Loan, the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Marina Heights State Farm Mortgage Loan, the Apple Campus 3 Mortgage Loan, the Worldwide Plaza Mortgage Loan, the Beacon - Criterion Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Mercury / Garage Mortgage Loan, the Beacon - Orpheum Mortgage Loan, the Beacon - Tower Mortgage Loan, The Woods Mortgage Loan and the Two Harbor Point Square Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of, Argentic Services Company LP as special servicer of The Woods Mortgage Loan on and after May 6, 2020, AEGON USA Realty Advisors, LLC as special servicer of the Marina Heights State Farm Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Apple Campus 3 Mortgage Loan and BREF Partners Special Servicer LLC as special servicer of the Red Building Mortgage Loan on and after May 14, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of The Woods Mortgage Loan prior to May 6, 2020 and the Two Harbor Point Square Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank as special servicer of the Worldwide Plaza Mortgage Loan, the Beacon - Criterion Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Mercury / Garage Mortgage Loan, the Beacon - Orpheum Mortgage Loan and the Beacon - Tower Mortgage Loan, LNR Partners, LLC as special servicer of The Woods Mortgage Loan prior to May 6, 2020 and the Two Harbor Point Square Mortgage Loan, Argentic Services Company LP as special servicer of The Woods Mortgage Loan on and after May 6, 2020, AEGON USA Realty Advisors, LLC as special servicer of the Marina Heights State Farm Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Apple Campus 3 Mortgage Loan and BREF Partners Special Servicer LLC as special servicer of the Red Building Mortgage Loan on and after May 14, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee, and U.S. Bank National Association, as servicing function participant.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.  U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.  On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action. U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.   U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”).  U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action.  The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action. U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

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

33.38      Wells Fargo Bank, National Association, as Trustee of the 599 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

33.39      Wells Fargo Bank, National Association, as Custodian of the 599 Broadway Mortgage Loan (see Exhibit 33.4)

33.40      Pentalpha Surveillance LLC, as Operating Advisor of the 599 Broadway Mortgage Loan (see Exhibit 33.5)

33.41      KeyBank National Association, as Primary Servicer of the Red Building Mortgage Loan (see Exhibit 33.1)

33.42      CWCapital Asset Management LLC, as Special Servicer of the Red Building Mortgage Loan prior to May 14, 2020 (see Exhibit 33.2)

33.43      BREF Partners Special Servicer LLC, as Special Servicer of the Red Building Mortgage Loan on and after May 14, 2020 (Omitted. See Explanatory Notes.)

33.44      Wells Fargo Bank, National Association, as Trustee of the Red Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.45      Wells Fargo Bank, National Association, as Custodian of the Red Building Mortgage Loan (see Exhibit 33.4)

33.46      Pentalpha Surveillance LLC, as Operating Advisor of the Red Building Mortgage Loan (see Exhibit 33.5)

33.47      KeyBank National Association, as Primary Servicer of the Towers at University Town Center Mortgage Loan (see Exhibit 33.1)

33.48      CWCapital Asset Management LLC, as Special Servicer of the Towers at University Town Center Mortgage Loan (see Exhibit 33.2)

33.49      Wells Fargo Bank, National Association, as Trustee of the Towers at University Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.50      Wells Fargo Bank, National Association, as Custodian of the Towers at University Town Center Mortgage Loan (see Exhibit 33.4)

33.51      Pentalpha Surveillance LLC, as Operating Advisor of the Towers at University Town Center Mortgage Loan (see Exhibit 33.5)

33.52      Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan

33.53      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan

33.54      Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.55      Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 33.4)

33.56      Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan

33.57      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Worldwide Plaza Mortgage Loan

33.58      National Tax Search, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan

33.59      Wells Fargo Bank, National Association, as Primary Servicer of The Woods Mortgage Loan (see Exhibit 33.52)

33.60      LNR Partners, LLC, as Special Servicer of The Woods Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

33.61      Argentic Services Company LP, as Special Servicer of The Woods Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

33.62      Wilmington Trust, National Association, as Trustee of The Woods Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.65      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Woods Mortgage Loan (see Exhibit 33.57)

33.66      National Tax Search, LLC, as Servicing Function Participant of The Woods Mortgage Loan (see Exhibit 33.58)

33.67      KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.1)

33.68      AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

33.69      Wells Fargo Bank, National Association, as Trustee of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

33.70      Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.4)

33.71      Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.5)

33.72      Wells Fargo Bank, National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.52)

33.73      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lehigh Valley Mall Mortgage Loan

33.74      Wilmington Trust, National Association, as Trustee of the Lehigh Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.75      Wells Fargo Bank, National Association, as Custodian of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.4)

33.76      Park Bridge Lender Services LLC, as Operating Advisor of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.56)

33.77      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.57)

33.78      National Tax Search, LLC, as Servicing Function Participant of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.58)

33.79      Wells Fargo Bank, National Association, as Primary Servicer of the 90 Hudson Mortgage Loan (see Exhibit 33.52)

33.80      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 90 Hudson Mortgage Loan (see Exhibit 33.73)

33.81      Wilmington Trust, National Association, as Trustee of the 90 Hudson Mortgage Loan (Omitted. See Explanatory Notes.)

33.82      Wells Fargo Bank, National Association, as Custodian of the 90 Hudson Mortgage Loan (see Exhibit 33.4)

33.83      Park Bridge Lender Services LLC, as Operating Advisor of the 90 Hudson Mortgage Loan (see Exhibit 33.56)

33.84      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 90 Hudson Mortgage Loan (see Exhibit 33.57)

33.85      National Tax Search, LLC, as Servicing Function Participant of the 90 Hudson Mortgage Loan (see Exhibit 33.58)

33.86      Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 33.52)

33.87      Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

33.88      Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

33.89      Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 33.4)

33.90      Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (see Exhibit 33.5)

33.91      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 33.57)

33.92      National Tax Search, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 33.58)

33.93      KeyBank National Association, as Primary Servicer of the Beacon - Criterion Mortgage Loan (see Exhibit 33.1)

33.94      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Criterion Mortgage Loan (see Exhibit 33.53)

33.95      Wells Fargo Bank, National Association, as Trustee of the Beacon - Criterion Mortgage Loan (Omitted. See Explanatory Notes.)

33.96      Wells Fargo Bank, National Association, as Custodian of the Beacon - Criterion Mortgage Loan (see Exhibit 33.4)

33.97      Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Criterion Mortgage Loan (see Exhibit 33.56)

33.98      KeyBank National Association, as Primary Servicer of the Beacon - Hague Mortgage Loan (see Exhibit 33.1)

33.99      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Hague Mortgage Loan (see Exhibit 33.53)

33.100    Wells Fargo Bank, National Association, as Trustee of the Beacon - Hague Mortgage Loan (Omitted. See Explanatory Notes.)

33.101    Wells Fargo Bank, National Association, as Custodian of the Beacon - Hague Mortgage Loan (see Exhibit 33.4)

33.102    Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Hague Mortgage Loan (see Exhibit 33.56)

33.103    KeyBank National Association, as Primary Servicer of the Beacon - Paramount Mortgage Loan (see Exhibit 33.1)

33.104    Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Paramount Mortgage Loan (see Exhibit 33.53)

33.105    Wells Fargo Bank, National Association, as Trustee of the Beacon - Paramount Mortgage Loan (Omitted. See Explanatory Notes.)

33.106    Wells Fargo Bank, National Association, as Custodian of the Beacon - Paramount Mortgage Loan (see Exhibit 33.4)

33.107    Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Paramount Mortgage Loan (see Exhibit 33.56)

33.108    KeyBank National Association, as Primary Servicer of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 33.1)

33.109    Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 33.53)

33.110    Wells Fargo Bank, National Association, as Trustee of the Beacon - Mercury / Garage Mortgage Loan (Omitted. See Explanatory Notes.)

33.111    Wells Fargo Bank, National Association, as Custodian of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 33.4)

33.112    Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 33.56)

33.113    KeyBank National Association, as Primary Servicer of the Beacon - Orpheum Mortgage Loan (see Exhibit 33.1)

33.114    Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Orpheum Mortgage Loan (see Exhibit 33.53)

33.115    Wells Fargo Bank, National Association, as Trustee of the Beacon - Orpheum Mortgage Loan (Omitted. See Explanatory Notes.)

33.116    Wells Fargo Bank, National Association, as Custodian of the Beacon - Orpheum Mortgage Loan (see Exhibit 33.4)

33.117    Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Orpheum Mortgage Loan (see Exhibit 33.56)

33.118    KeyBank National Association, as Primary Servicer of the Beacon - Tower Mortgage Loan (see Exhibit 33.1)

33.119    Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Tower Mortgage Loan (see Exhibit 33.53)

33.120    Wells Fargo Bank, National Association, as Trustee of the Beacon - Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.121    Wells Fargo Bank, National Association, as Custodian of the Beacon - Tower Mortgage Loan (see Exhibit 33.4)

33.122    Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Tower Mortgage Loan (see Exhibit 33.56)

33.123    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Two Harbor Point Square Mortgage Loan (see Exhibit 33.73)

33.124    LNR Partners, LLC, as Special Servicer of the Two Harbor Point Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.125    Wilmington Trust, National Association, as Trustee of the Two Harbor Point Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.126    Citibank, N.A., as Custodian of the Two Harbor Point Square Mortgage Loan

33.127    Park Bridge Lender Services LLC, as Operating Advisor of the Two Harbor Point Square Mortgage Loan (see Exhibit 33.56)

33.128    U.S. Bank National Association, as Servicing Function Participant of the Two Harbor Point Square Mortgage Loan

33.129    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrium Center Mortgage Loan (see Exhibit 33.73)

33.130    Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrium Center Mortgage Loan (see Exhibit 33.73)

33.131    Wilmington Trust, National Association, as Trustee of the Atrium Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.132    Citibank, N.A., as Custodian of the Atrium Center Mortgage Loan (see Exhibit 33.126)

33.133    Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Center Mortgage Loan (see Exhibit 33.56)

33.134    U.S. Bank National Association, as Servicing Function Participant of the Atrium Center Mortgage Loan (see Exhibit 33.128)

33.135    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 33.73)

33.136    Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 33.73)

33.137    Wilmington Trust, National Association, as Trustee of the Marriott Charlotte City Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.138    Citibank, N.A., as Custodian of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 33.126)

33.139    Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 33.56)

33.140    U.S. Bank National Association, as Servicing Function Participant of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 33.128)

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

34.38      Wells Fargo Bank, National Association, as Trustee of the 599 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

34.39      Wells Fargo Bank, National Association, as Custodian of the 599 Broadway Mortgage Loan (see Exhibit 34.4)

34.40      Pentalpha Surveillance LLC, as Operating Advisor of the 599 Broadway Mortgage Loan (see Exhibit 34.5)

34.41      KeyBank National Association, as Primary Servicer of the Red Building Mortgage Loan (see Exhibit 34.1)

34.42      CWCapital Asset Management LLC, as Special Servicer of the Red Building Mortgage Loan prior to May 14, 2020 (see Exhibit 34.2)

34.43      BREF Partners Special Servicer LLC, as Special Servicer of the Red Building Mortgage Loan on and after May 14, 2020 (Omitted. See Explanatory Notes.)

34.44      Wells Fargo Bank, National Association, as Trustee of the Red Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.45      Wells Fargo Bank, National Association, as Custodian of the Red Building Mortgage Loan (see Exhibit 34.4)

34.46      Pentalpha Surveillance LLC, as Operating Advisor of the Red Building Mortgage Loan (see Exhibit 34.5)

34.47      KeyBank National Association, as Primary Servicer of the Towers at University Town Center Mortgage Loan (see Exhibit 34.1)

34.48      CWCapital Asset Management LLC, as Special Servicer of the Towers at University Town Center Mortgage Loan (see Exhibit 34.2)

34.49      Wells Fargo Bank, National Association, as Trustee of the Towers at University Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.50      Wells Fargo Bank, National Association, as Custodian of the Towers at University Town Center Mortgage Loan (see Exhibit 34.4)

34.51      Pentalpha Surveillance LLC, as Operating Advisor of the Towers at University Town Center Mortgage Loan (see Exhibit 34.5)

34.52      Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan

34.53      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan

34.54      Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.55      Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 34.4)

34.56      Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan

34.57      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Worldwide Plaza Mortgage Loan

34.58      National Tax Search, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan

34.59      Wells Fargo Bank, National Association, as Primary Servicer of The Woods Mortgage Loan (see Exhibit 34.52)

34.60      LNR Partners, LLC, as Special Servicer of The Woods Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

34.61      Argentic Services Company LP, as Special Servicer of The Woods Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

34.62      Wilmington Trust, National Association, as Trustee of The Woods Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.65      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Woods Mortgage Loan (see Exhibit 34.57)

34.66      National Tax Search, LLC, as Servicing Function Participant of The Woods Mortgage Loan (see Exhibit 34.58)

34.67      KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.1)

34.68      AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

34.69      Wells Fargo Bank, National Association, as Trustee of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

34.70      Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.4)

34.71      Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.5)

34.72      Wells Fargo Bank, National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.52)

34.73      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lehigh Valley Mall Mortgage Loan

34.74      Wilmington Trust, National Association, as Trustee of the Lehigh Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.75      Wells Fargo Bank, National Association, as Custodian of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.4)

34.76      Park Bridge Lender Services LLC, as Operating Advisor of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.56)

34.77      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.57)

34.78      National Tax Search, LLC, as Servicing Function Participant of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.58)

34.79      Wells Fargo Bank, National Association, as Primary Servicer of the 90 Hudson Mortgage Loan (see Exhibit 34.52)

34.80      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 90 Hudson Mortgage Loan (see Exhibit 34.73)

34.81      Wilmington Trust, National Association, as Trustee of the 90 Hudson Mortgage Loan (Omitted. See Explanatory Notes.)

34.82      Wells Fargo Bank, National Association, as Custodian of the 90 Hudson Mortgage Loan (see Exhibit 34.4)

34.83      Park Bridge Lender Services LLC, as Operating Advisor of the 90 Hudson Mortgage Loan (see Exhibit 34.56)

34.84      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 90 Hudson Mortgage Loan (see Exhibit 34.57)

34.85      National Tax Search, LLC, as Servicing Function Participant of the 90 Hudson Mortgage Loan (see Exhibit 34.58)

34.86      Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 34.52)

34.87      Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

34.88      Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

34.89      Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 34.4)

34.90      Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (see Exhibit 34.5)

34.91      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 34.57)

34.92      National Tax Search, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 34.58)

34.93      KeyBank National Association, as Primary Servicer of the Beacon - Criterion Mortgage Loan (see Exhibit 34.1)

34.94      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Criterion Mortgage Loan (see Exhibit 34.53)

34.95      Wells Fargo Bank, National Association, as Trustee of the Beacon - Criterion Mortgage Loan (Omitted. See Explanatory Notes.)

34.96      Wells Fargo Bank, National Association, as Custodian of the Beacon - Criterion Mortgage Loan (see Exhibit 34.4)

34.97      Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Criterion Mortgage Loan (see Exhibit 34.56)

34.98      KeyBank National Association, as Primary Servicer of the Beacon - Hague Mortgage Loan (see Exhibit 34.1)

34.99      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Hague Mortgage Loan (see Exhibit 34.53)

34.100    Wells Fargo Bank, National Association, as Trustee of the Beacon - Hague Mortgage Loan (Omitted. See Explanatory Notes.)

34.101    Wells Fargo Bank, National Association, as Custodian of the Beacon - Hague Mortgage Loan (see Exhibit 34.4)

34.102    Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Hague Mortgage Loan (see Exhibit 34.56)

34.103    KeyBank National Association, as Primary Servicer of the Beacon - Paramount Mortgage Loan (see Exhibit 34.1)

34.104    Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Paramount Mortgage Loan (see Exhibit 34.53)

34.105    Wells Fargo Bank, National Association, as Trustee of the Beacon - Paramount Mortgage Loan (Omitted. See Explanatory Notes.)

34.106    Wells Fargo Bank, National Association, as Custodian of the Beacon - Paramount Mortgage Loan (see Exhibit 34.4)

34.107    Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Paramount Mortgage Loan (see Exhibit 34.56)

34.108    KeyBank National Association, as Primary Servicer of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 34.1)

34.109    Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 34.53)

34.110    Wells Fargo Bank, National Association, as Trustee of the Beacon - Mercury / Garage Mortgage Loan (Omitted. See Explanatory Notes.)

34.111    Wells Fargo Bank, National Association, as Custodian of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 34.4)

34.112    Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 34.56)

34.113    KeyBank National Association, as Primary Servicer of the Beacon - Orpheum Mortgage Loan (see Exhibit 34.1)

34.114    Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Orpheum Mortgage Loan (see Exhibit 34.53)

34.115    Wells Fargo Bank, National Association, as Trustee of the Beacon - Orpheum Mortgage Loan (Omitted. See Explanatory Notes.)

34.116    Wells Fargo Bank, National Association, as Custodian of the Beacon - Orpheum Mortgage Loan (see Exhibit 34.4)

34.117    Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Orpheum Mortgage Loan (see Exhibit 34.56)

34.118    KeyBank National Association, as Primary Servicer of the Beacon - Tower Mortgage Loan (see Exhibit 34.1)

34.119    Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Tower Mortgage Loan (see Exhibit 34.53)

34.120    Wells Fargo Bank, National Association, as Trustee of the Beacon - Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.121    Wells Fargo Bank, National Association, as Custodian of the Beacon - Tower Mortgage Loan (see Exhibit 34.4)

34.122    Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Tower Mortgage Loan (see Exhibit 34.56)

34.123    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Two Harbor Point Square Mortgage Loan (see Exhibit 34.73)

34.124    LNR Partners, LLC, as Special Servicer of the Two Harbor Point Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.125    Wilmington Trust, National Association, as Trustee of the Two Harbor Point Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.126    Citibank, N.A., as Custodian of the Two Harbor Point Square Mortgage Loan

34.127    Park Bridge Lender Services LLC, as Operating Advisor of the Two Harbor Point Square Mortgage Loan (see Exhibit 34.56)

34.128    U.S. Bank National Association, as Servicing Function Participant of the Two Harbor Point Square Mortgage Loan

34.129    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrium Center Mortgage Loan (see Exhibit 34.73)

34.130    Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrium Center Mortgage Loan (see Exhibit 34.73)

34.131    Wilmington Trust, National Association, as Trustee of the Atrium Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.132    Citibank, N.A., as Custodian of the Atrium Center Mortgage Loan (see Exhibit 34.126)

34.133    Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Center Mortgage Loan (see Exhibit 34.56)

34.134    U.S. Bank National Association, as Servicing Function Participant of the Atrium Center Mortgage Loan (see Exhibit 34.128)

34.135    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 34.73)

34.136    Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 34.73)

34.137    Wilmington Trust, National Association, as Trustee of the Marriott Charlotte City Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.138    Citibank, N.A., as Custodian of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 34.126)

34.139    Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 34.56)

34.140    U.S. Bank National Association, as Servicing Function Participant of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 34.128)

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

35.15      CWCapital Asset Management LLC, as Special Servicer of the BlueLinx Portfolio Mortgage Loan (see Exhibit 35.2)

35.16      KeyBank National Association, as Primary Servicer of the 599 Broadway Mortgage Loan (see Exhibit 35.1)

35.17      CWCapital Asset Management LLC, as Special Servicer of the 599 Broadway Mortgage Loan (see Exhibit 35.2)

35.18      KeyBank National Association, as Primary Servicer of the Red Building Mortgage Loan (see Exhibit 35.1)

35.19      CWCapital Asset Management LLC, as Special Servicer of the Red Building Mortgage Loan prior to May 14, 2020 (see Exhibit 35.2)

35.20      BREF Partners Special Servicer LLC, as Special Servicer of the Red Building Mortgage Loan on and after May 14, 2020 (Omitted. See Explanatory Notes.)

35.21      KeyBank National Association, as Primary Servicer of the Towers at University Town Center Mortgage Loan (see Exhibit 35.1)

35.22      CWCapital Asset Management LLC, as Special Servicer of the Towers at University Town Center Mortgage Loan (see Exhibit 35.2)

35.23      Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan

35.24      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.25      Wells Fargo Bank, National Association, as Primary Servicer of The Woods Mortgage Loan (see Exhibit 35.23)

35.26      LNR Partners, LLC, as Special Servicer of The Woods Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

35.27      Argentic Services Company LP, as Special Servicer of The Woods Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

35.28      KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan (see Exhibit 35.1)

35.29      AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

35.30      Wells Fargo Bank, National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 35.23)

35.31      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lehigh Valley Mall Mortgage Loan

35.32      Wells Fargo Bank, National Association, as Primary Servicer of the 90 Hudson Mortgage Loan (see Exhibit 35.23)

35.33      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 90 Hudson Mortgage Loan (see Exhibit 35.31)

35.34      Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 35.23)

35.35      Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

35.36      KeyBank National Association, as Primary Servicer of the Beacon - Criterion Mortgage Loan (see Exhibit 35.1)

35.37      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Criterion Mortgage Loan (Omitted. See Explanatory Notes.)

35.38      KeyBank National Association, as Primary Servicer of the Beacon - Hague Mortgage Loan (see Exhibit 35.1)

35.39      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Hague Mortgage Loan (Omitted. See Explanatory Notes.)

35.40      KeyBank National Association, as Primary Servicer of the Beacon - Paramount Mortgage Loan (see Exhibit 35.1)

35.41      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Paramount Mortgage Loan (Omitted. See Explanatory Notes.)

35.42      KeyBank National Association, as Primary Servicer of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 35.1)

35.43      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Mercury / Garage Mortgage Loan (Omitted. See Explanatory Notes.)

35.44      KeyBank National Association, as Primary Servicer of the Beacon - Orpheum Mortgage Loan (see Exhibit 35.1)

35.45      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Orpheum Mortgage Loan (Omitted. See Explanatory Notes.)

35.46      KeyBank National Association, as Primary Servicer of the Beacon - Tower Mortgage Loan (see Exhibit 35.1)

35.47      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Tower Mortgage Loan (Omitted. See Explanatory Notes.)

35.48      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Two Harbor Point Square Mortgage Loan (see Exhibit 35.31)

35.49      LNR Partners, LLC, as Special Servicer of the Two Harbor Point Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.50      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrium Center Mortgage Loan (see Exhibit 35.31)

35.51      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrium Center Mortgage Loan (see Exhibit 35.31)

35.52      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 35.31)

35.53      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 35.31)

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

Date: March 16, 2021