Form 10-K
period 2023-12-31
BENCHMARK 2018-B2 Mortgage Trust
filed 2024-03-14
CIK 1728339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Not applicable.

EXPLANATORY NOTES

The EOS 21 Mortgage Loan, the Rochester Hotel Portfolio Mortgage Loan, the InterContinental San Francisco Mortgage Loan, the Braddock Metro Center Mortgage Loan, the Red Building Mortgage Loan, the 599 Broadway Mortgage Loan and the Towers at University Town Center Mortgage Loan, which constituted approximately 4.0%, 4.0%, 4.0%, 2.9%, 2.7%, 2.7% and 1.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the EOS 21 Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Rochester Hotel Portfolio Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity, (c) with respect to the InterContinental San Francisco Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (d) with respect to the Braddock Metro Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (e) with respect to the Red Building Mortgage Loan, one other pari passu loan and three subordinate companion loans, each of which are not assets of the issuing entity, (f) with respect to the 599 Broadway Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (g) with respect to the Towers at University Town Center Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the EOS 21 Mortgage Loan, the Rochester Hotel Portfolio Mortgage Loan, the InterContinental San Francisco Mortgage Loan, the Braddock Metro Center Mortgage Loan, the Red Building Mortgage Loan, the 599 Broadway Mortgage Loan and the Towers at University Town Center Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. The Sentinel Square II Mortgage Loan, previously an asset of the issuing entity being serviced under the Pooling and Servicing Agreement, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

The Woods Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Marina Heights State Farm Mortgage Loan, which constituted approximately 2.7% of the asset pool of the issuing entity as of its cut-off date.  The Marina Heights State Farm Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Marina Heights State Farm Mortgage Loan and six other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the GS Mortgage Securities Corporation Trust 2017-FARM transaction (the “GSMS 2017-FARM Transaction”). This loan combination, including the Marina Heights State Farm Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the GSMS 2017-FARM Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Lehigh Valley Mall Mortgage Loan and the 90 Hudson Mortgage Loan, which constituted approximately 2.3% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Lehigh Valley Mall Mortgage Loan and the 90 Hudson Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Lehigh Valley Mall Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity or (b) with respect to the 90 Hudson Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Benchmark 2018-B1 Mortgage Trust transaction, Commission File Number 333-206705-12 (the “Benchmark 2018-B1 Transaction”). These loan combinations, including the Lehigh Valley Mall Mortgage Loan and the 90 Hudson Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B1 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Apple Campus 3 Mortgage Loan, which constituted approximately 4.5% of the asset pool of the issuing entity as of its cut-off date.  The Apple Campus 3 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Apple Campus 3 Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK 2018-BNK10 transaction, Commission File Number 333-206677-22 (the “BANK 2018-BNK10 Transaction”). This loan combination, including the Apple Campus 3 Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2018-BNK10 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Beacon - Criterion Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Orpheum Mortgage Loan, the Beacon - Mercury / Garage Mortgage Loan and the Beacon - Tower Mortgage Loan, which constituted approximately 0.9%, 0.8%, 0.6%, 0.5%, 0.5% and 0.3%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Beacon - Criterion Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Orpheum Mortgage Loan, the Beacon - Mercury / Garage Mortgage Loan and the Beacon - Tower Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Beacon - Criterion Mortgage Loan and, the Beacon - Hague Mortgage Loan and, the Beacon - Paramount Mortgage Loan and, the Beacon - Orpheum Mortgage Loan and, the Beacon - Mercury / Garage Mortgage Loan and or the Beacon - Tower Mortgage Loan and one other pari passu loan and one subordinate companion loan, which are not assets of the issuing entity. The other pari passu portion of each loan combination was securitized in the J.P. Morgan Chase Commercial Mortgage Securities Trust 2018-BCON transaction (the “JPMCC 2018-BCON Transaction”). These loan combinations, including the Beacon - Criterion Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Orpheum Mortgage Loan, the Beacon - Mercury / Garage Mortgage Loan and the Beacon - Tower Mortgage Loan, are being serviced and administered pursuant to the trust and servicing agreement for the JPMCC 2018-BCON Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Two Harbor Point Square Mortgage Loan, which constituted approximately 1.6% of the asset pool of the issuing entity as of its cut-off date.  The Two Harbor Point Square Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Two Harbor Point Square Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Two Harbor Point Square Mortgage Loan, was serviced under the pooling and servicing agreement for the Benchmark 2018-B1 Transaction prior to the closing of the securitization of a pari passu portion of the Two Harbor Point Square loan combination in the Citigroup Commercial Mortgage Trust 2018-B2 transaction, Commission File Number 333-207132-16 (the “CGCMT 2018-B2 Transaction”).  After the closing of the CGCMT 2018-B2 Transaction on March 20, 2018, this loan combination, including the Two Harbor Point Square Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CGCMT 2018-B2 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan, which constituted approximately 2.3% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Atrium Center Mortgage Loan and Marriott Charlotte City Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Atrium Center Mortgage Loan or Marriott Charlotte City Center Mortgage Loan and two other pari passu loans, each of which are not assets of the issuing entity. These loan combinations, including the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan, were serviced under the pooling and servicing agreement for the Benchmark 2018-B1 Transaction prior to the closing of the securitization of a pari passu portion of the Atrium Center loan combination and the Marriott Charlotte City Center loan combination in the Benchmark 2018-B3 Commercial Mortgage Trust transaction, Commission File Number 333-207132-17 (the “Benchmark 2018-B3 Transaction”).  After the closing of the Benchmark 2018-B3 Transaction on April 10, 2018, these loan combinations, including the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2018-B3 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Apple Campus 3 Mortgage Loan, the Worldwide Plaza Mortgage Loan, the Lehigh Valley Mall Mortgage Loan and the 90 Hudson Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Apple Campus 3 Mortgage Loan, the Worldwide Plaza Mortgage Loan, the Marina Heights State Farm Mortgage Loan, the Lehigh Valley Mall Mortgage Loan, the 90 Hudson Mortgage Loan, the Beacon - Criterion Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Orpheum Mortgage Loan, the Beacon - Mercury / Garage Mortgage Loan and the Beacon - Tower Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Park Bridge Lender Services LLC is the operating advisor of the Worldwide Plaza Mortgage Loan, the Lehigh Valley Mall Mortgage Loan, the Atrium Center Mortgage Loan, the Marriott Charlotte City Center Mortgage Loan, the 90 Hudson Mortgage Loan, the Two Harbor Point Square Mortgage Loan, the Beacon - Criterion Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Orpheum Mortgage Loan, the Beacon - Mercury / Garage Mortgage Loan and the Beacon - Tower Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Two Harbor Point Square Mortgage Loan, the Marriott Charlotte City Center Mortgage Loan and the Atrium Center Mortgage Loan and the special servicer of the Marriott Charlotte City Center Mortgage Loan and the Atrium Center Mortgage Loan prior to May 10, 2023.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Midland Loan Services, a Division of PNC Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Midland Loan Services, a Division of PNC Bank, National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Midland Loan Services, a Division of PNC Bank, National Association because Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated servicer servicing less than 10% of pool assets.

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

Wells Fargo Bank, National Association acts as trustee of the InterContinental San Francisco Mortgage Loan, the EOS 21 Mortgage Loan, the Rochester Hotel Portfolio Mortgage Loan, the Braddock Metro Center Mortgage Loan, the 599 Broadway Mortgage Loan, the Red Building Mortgage Loan, the Towers at University Town Center Mortgage Loan, the Marina Heights State Farm Mortgage Loan, the Beacon - Mercury / Garage Mortgage Loan, the Beacon - Orpheum Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Criterion Mortgage Loan and the Beacon - Tower Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the GSMS 2017-FARM Transaction and the trust and servicing agreement for the JPMCC 2018-BCON Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the InterContinental San Francisco Mortgage Loan, the EOS 21 Mortgage Loan, the Rochester Hotel Portfolio Mortgage Loan, the Braddock Metro Center Mortgage Loan, the 599 Broadway Mortgage Loan, the Red Building Mortgage Loan, the Towers at University Town Center Mortgage Loan, the Marina Heights State Farm Mortgage Loan, the Beacon - Mercury / Garage Mortgage Loan, the Beacon - Orpheum Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Criterion Mortgage Loan and the Beacon - Tower Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Worldwide Plaza Mortgage Loan, the 90 Hudson Mortgage Loan, the Lehigh Valley Mall Mortgage Loan, the Apple Campus 3 Mortgage Loan, the Two Harbor Point Square Mortgage Loan, the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan.  Pursuant to the trust and servicing agreement for the WWPT 2017-WWP Transaction, the pooling and servicing agreement for the MSC 2017-HR2 Transaction, the pooling and servicing agreement for the Benchmark 2018-B1 Transaction, the pooling and servicing agreement for the BANK 2018-BNK10 Transaction, the pooling and servicing agreement for the CGCMT 2018-B2 Transaction and the pooling and servicing agreement for the Benchmark 2018-B3 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Worldwide Plaza Mortgage Loan, the 90 Hudson Mortgage Loan, the Lehigh Valley Mall Mortgage Loan, the Apple Campus 3 Mortgage Loan, the Two Harbor Point Square Mortgage Loan, the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

 This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank National Association. This entity was engaged by Citibank, N.A., as custodian of the Two Harbor Point Square Mortgage Loan, the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan, to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Worldwide Plaza Mortgage Loan, the 90 Hudson Mortgage Loan, the Lehigh Valley Mall Mortgage Loan and the Apple Campus 3 Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Worldwide Plaza Mortgage Loan, the Marina Heights State Farm Mortgage Loan, the 90 Hudson Mortgage Loan, the Lehigh Valley Mall Mortgage Loan, the Apple Campus 3 Mortgage Loan, the Beacon - Mercury / Garage Mortgage Loan, the Beacon - Orpheum Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Criterion Mortgage Loan, the Beacon - Tower Mortgage Loan, the Two Harbor Point Square Mortgage Loan, the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Worldwide Plaza Mortgage Loan, the Marina Heights State Farm Mortgage Loan, the Beacon - Criterion Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Orpheum Mortgage Loan, the Beacon - Mercury / Garage Mortgage Loan, the Beacon - Tower Mortgage Loan, the Red Building Mortgage Loan, the Lehigh Valley Mall Mortgage Loan, the 90 Hudson Mortgage Loan, the Two Harbor Point Square Mortgage Loan, the Apple Campus 3 Mortgage Loan, the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of BREF Partners Special Servicer LLC as special servicer of the Red Building Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Apple Campus 3 Mortgage Loan and K-Star Asset Management LLC as special servicer of the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan on and after May 10, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the Marina Heights State Farm Mortgage Loan and Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as special servicer of the Worldwide Plaza Mortgage Loan, the Beacon - Orpheum Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Criterion Mortgage Loan, the Beacon - Tower Mortgage Loan and the Beacon - Mercury / Garage Mortgage Loan, LNR Partners, LLC as special servicer of Lehigh Valley Mall Mortgage Loan, the 90 Hudson Mortgage Loan and the Two Harbor Point Square Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Apple Campus 3 Mortgage Loan, BREF Partners Special Servicer LLC as special servicer of the Red Building Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Two Harbor Point Square Mortgage Loan, the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan and special servicer of the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan prior to May 10, 2023 and K-Star Asset Management LLC as special servicer of the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan on and after May 10, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Marina Heights State Farm Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the GSMS 2017-FARM Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the GSMS 2017-FARM Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2017-FARM Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Lehigh Valley Mall Mortgage Loan and the 90 Hudson Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the Benchmark 2018-B1 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2018-B1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Apple Campus 3 Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2018-BNK10 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BANK 2018-BNK10 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2018-BNK10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Beacon - Criterion Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Mercury / Garage Mortgage Loan, the Beacon - Orpheum Mortgage Loan and the Beacon - Tower Mortgage Loan, which are being serviced and administered pursuant to the trust and servicing agreement for the JPMCC 2018-BCON Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit N to the trust and servicing agreement for the JPMCC 2018-BCON Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMCC 2018-BCON Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Two Harbor Point Square Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2018-B2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2018-B2 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2018-B2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2018-B3 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2018-B3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.3           Trust and Servicing Agreement, dated as of December 29, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, KeyBank National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Custodian and Trustee, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of January 1, 2018, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of February 1, 2018, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Torchlight Loan Services, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

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

4.7           Pooling and Servicing Agreement, dated as of March 1, 2018, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 21, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of April 1, 2018, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 11, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.9           Agreement Between Noteholders, dated as of December 14, 2017, by and between Citi Real Estate Funding Inc., as Initial Note A Holder, and Safety National Casualty Corporation, as Initial Note B Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of February 27, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of January 31, 2018, between Deutsche Bank AG, Acting through its New York Branch, as Note A-1 Holder, Deutsche Bank AG, Acting through its New York Branch, as Note A-2 Holder, Deutsche Bank AG, Acting through its New York Branch, as Note A-3 Holder, Deutsche Bank AG, Acting through its New York Branch, as Note A-4-A Holder, and Deutsche Bank AG, Acting through its New York Branch, as Note A-4-B Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of February 27, 2018, between Deutsche Bank AG, Acting through its New York Branch, as Note A-1 Holder, Deutsche Bank AG, Acting through its New York Branch, as Note A-2 Holder, Deutsche Bank AG, Acting through its New York Branch, as Note A-3 Holder, Deutsche Bank AG, Acting through its New York Branch, as Note A-4 Holder, and Deutsche Bank AG, Acting through its New York Branch, as Note A-5 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of January 24, 2018, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of January 10, 2017, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Société Générale, as Initial Note A-3 Holder, and Société Générale, as Initial Note A-4 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.15         Agreement Between Noteholders, dated as of February 22, 2018, by and between Citi Real Estate Funding Inc., as Initial Note A-1 and Initial Note A-2 Holder, Athene Annuity and Life Company, as Initial B-1 Holder, American Equity Investment Life Insurance Company, solely with respect to the Funds Withheld Account, as Initial Note B-2 Holder, and Senior Real Estate Finance Account (N) LP, as Initial Note C Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of February 27, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of January 31, 2018, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of February 13, 2018, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-3 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-4 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-5 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of November 10, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1-S Holder, Initial Note A-1-C1 Holder, Initial Note A-1-C2 Holder and Initial Note B-1-S Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-2-S Holder, Initial Note A-2-C1 Holder, Initial A-2-C2 Holder, Initial Note A-2-C3 Holder, Initial Note A-2-C4 Holder and Initial Note B-2-S Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.20         Co-Lender Agreement, dated as of December 29, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1-S Holder, Initial Note A-1-C1 Holder and Initial Note A-1-C2 Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-2-C1 Holder, Initial Note A-2-C2 Holder, Initial Note A-2-C3 Holder, Initial Note A-2-C4 Holder and Initial Note A-2-C5 Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.21         Co-Lender Agreement, dated as of November 20, 2017, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1-A Holder, Column Financial, Inc., as Initial Note A-1-B Holder, Cantor Commercial Real Estate Lending L.P., as Initial Note A-1-C Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2-A Holder, Column Financial, Inc., as Initial Note A-2-B Holder, and Cantor Commercial Real Estate Lending, L.P., as Initial Note A-2-C Holder (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.22         Co-Lender Agreement, dated as of January 31, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.23 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.23         Co-Lender Agreement, dated as of January 31, 2018, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.24 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.24         Co-Lender Agreement, dated as of January 31, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.25 to the registrant’s Current Report on Form 8-K/A filed on April 13, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.25         Amended and Restated Co-Lender Agreement, dated as of January 22, 2018, between Citi Real Estate Funding Inc., as Note A-1-A Holder, Citi Real Estate Funding Inc., as Note A-1-B Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 4.26 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.26         Co-Lender Agreement, dated as of January 25, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note B Holder (filed as Exhibit 4.27 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.27         Co-Lender Agreement, dated as of January 25, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note B Holder (filed as Exhibit 4.28 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.28         Co-Lender Agreement, dated as of January 25, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note B Holder (filed as Exhibit 4.29 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

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

33.28       Wells Fargo Bank, National Association, as Trustee of the Braddock Metro Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the Braddock Metro Center Mortgage Loan (see Exhibit 33.4)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Braddock Metro Center Mortgage Loan (see Exhibit 33.5)

33.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.32       KeyBank National Association, as Primary Servicer of the Red Building Mortgage Loan (see Exhibit 33.1)

33.33       BREF Partners Special Servicer LLC, as Special Servicer of the Red Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Trustee of the Red Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the Red Building Mortgage Loan (see Exhibit 33.4)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the Red Building Mortgage Loan (see Exhibit 33.5)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.38       KeyBank National Association, as Primary Servicer of the 599 Broadway Mortgage Loan (see Exhibit 33.1)

33.39       CWCapital Asset Management LLC, as Special Servicer of the 599 Broadway Mortgage Loan (see Exhibit 33.2)

33.40       Wells Fargo Bank, National Association, as Trustee of the 599 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the 599 Broadway Mortgage Loan (see Exhibit 33.4)

33.42       Pentalpha Surveillance LLC, as Operating Advisor of the 599 Broadway Mortgage Loan (see Exhibit 33.5)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.44       KeyBank National Association, as Primary Servicer of the Towers at University Town Center Mortgage Loan (see Exhibit 33.1)

33.45       CWCapital Asset Management LLC, as Special Servicer of the Towers at University Town Center Mortgage Loan (see Exhibit 33.2)

33.46       Wells Fargo Bank, National Association, as Trustee of the Towers at University Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Towers at University Town Center Mortgage Loan (see Exhibit 33.4)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Towers at University Town Center Mortgage Loan (see Exhibit 33.5)

33.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.50       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan

33.51       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan

33.52       Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 33.4)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan

33.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.57       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.1)

33.58       Situs Holdings, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.51)

33.59       Wells Fargo Bank, National Association, as Trustee of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.4)

33.61       Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.5)

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.63       Wells Fargo Bank, National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.50)

33.64       LNR Partners, LLC, as Special Servicer of the Lehigh Valley Mall Mortgage Loan

33.65       Wilmington Trust, National Association, as Trustee of the Lehigh Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.4)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.54)

33.68       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.55)

33.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.70       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Hudson Mortgage Loan (see Exhibit 33.50)

33.71       LNR Partners, LLC, as Special Servicer of the 90 Hudson Mortgage Loan (see Exhibit 33.64)

33.72       Wilmington Trust, National Association, as Trustee of the 90 Hudson Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the 90 Hudson Mortgage Loan (see Exhibit 33.4)

33.74       Park Bridge Lender Services LLC, as Operating Advisor of the 90 Hudson Mortgage Loan (see Exhibit 33.54)

33.75       CoreLogic Solutions, LLC, as Servicing Function Participant of the 90 Hudson Mortgage Loan (see Exhibit 33.55)

33.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.77       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 33.50)

33.78       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 33.4)

33.81       Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (see Exhibit 33.5)

33.82       CoreLogic Solutions, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 33.55)

33.83       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.84       KeyBank National Association, as Primary Servicer of the Beacon - Criterion Mortgage Loan (see Exhibit 33.1)

33.85       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Criterion Mortgage Loan (see Exhibit 33.51)

33.86       Wells Fargo Bank, National Association, as Trustee of the Beacon - Criterion Mortgage Loan (Omitted. See Explanatory Notes.)

33.87       Wells Fargo Bank, National Association, as Custodian of the Beacon - Criterion Mortgage Loan (see Exhibit 33.4)

33.88       Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Criterion Mortgage Loan (see Exhibit 33.54)

33.89       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.90       KeyBank National Association, as Primary Servicer of the Beacon - Hague Mortgage Loan (see Exhibit 33.1)

33.91       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Hague Mortgage Loan (see Exhibit 33.51)

33.92       Wells Fargo Bank, National Association, as Trustee of the Beacon - Hague Mortgage Loan (Omitted. See Explanatory Notes.)

33.93       Wells Fargo Bank, National Association, as Custodian of the Beacon - Hague Mortgage Loan (see Exhibit 33.4)

33.94       Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Hague Mortgage Loan (see Exhibit 33.54)

33.95       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.96       KeyBank National Association, as Primary Servicer of the Beacon - Paramount Mortgage Loan (see Exhibit 33.1)

33.97       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Paramount Mortgage Loan (see Exhibit 33.51)

33.98       Wells Fargo Bank, National Association, as Trustee of the Beacon - Paramount Mortgage Loan (Omitted. See Explanatory Notes.)

33.99       Wells Fargo Bank, National Association, as Custodian of the Beacon - Paramount Mortgage Loan (see Exhibit 33.4)

33.100     Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Paramount Mortgage Loan (see Exhibit 33.54)

33.101     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.102     KeyBank National Association, as Primary Servicer of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 33.1)

33.103     Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 33.51)

33.104     Wells Fargo Bank, National Association, as Trustee of the Beacon - Mercury / Garage Mortgage Loan (Omitted. See Explanatory Notes.)

33.105     Wells Fargo Bank, National Association, as Custodian of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 33.4)

33.106     Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 33.54)

33.107     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.108     KeyBank National Association, as Primary Servicer of the Beacon - Orpheum Mortgage Loan (see Exhibit 33.1)

33.109     Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Orpheum Mortgage Loan (see Exhibit 33.51)

33.110     Wells Fargo Bank, National Association, as Trustee of the Beacon - Orpheum Mortgage Loan (Omitted. See Explanatory Notes.)

33.111     Wells Fargo Bank, National Association, as Custodian of the Beacon - Orpheum Mortgage Loan (see Exhibit 33.4)

33.112     Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Orpheum Mortgage Loan (see Exhibit 33.54)

33.113     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.114     KeyBank National Association, as Primary Servicer of the Beacon - Tower Mortgage Loan (see Exhibit 33.1)

33.115     Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Tower Mortgage Loan (see Exhibit 33.51)

33.116     Wells Fargo Bank, National Association, as Trustee of the Beacon - Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.117     Wells Fargo Bank, National Association, as Custodian of the Beacon - Tower Mortgage Loan (see Exhibit 33.4)

33.118     Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Tower Mortgage Loan (see Exhibit 33.54)

33.119     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.120     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Two Harbor Point Square Mortgage Loan

33.121     LNR Partners, LLC, as Special Servicer of the Two Harbor Point Square Mortgage Loan (see Exhibit 33.64)

33.122     Wilmington Trust, National Association, as Trustee of the Two Harbor Point Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.123     Citibank, N.A., as Custodian of the Two Harbor Point Square Mortgage Loan

33.124     Park Bridge Lender Services LLC, as Operating Advisor of the Two Harbor Point Square Mortgage Loan (see Exhibit 33.54)

33.125     U.S. Bank National Association, as Servicing Function Participant of the Two Harbor Point Square Mortgage Loan

33.126     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrium Center Mortgage Loan (see Exhibit 33.120)

33.127     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrium Center Mortgage Loan prior to May 10, 2023 (see Exhibit 33.120)

33.128     K-Star Asset Management LLC, as Special Servicer of the Atrium Center Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

33.129     Wilmington Trust, National Association, as Trustee of the Atrium Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.130     Citibank, N.A., as Custodian of the Atrium Center Mortgage Loan (see Exhibit 33.123)

33.131     Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Center Mortgage Loan (see Exhibit 33.54)

33.132     U.S. Bank National Association, as Servicing Function Participant of the Atrium Center Mortgage Loan (see Exhibit 33.125)

33.133     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 33.120)

33.134     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Charlotte City Center Mortgage Loan prior to May 10, 2023 (see Exhibit 33.120)

33.135     K-Star Asset Management LLC, as Special Servicer of the Marriott Charlotte City Center Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

33.136     Wilmington Trust, National Association, as Trustee of the Marriott Charlotte City Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.137     Citibank, N.A., as Custodian of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 33.123)

33.138     Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 33.54)

33.139     U.S. Bank National Association, as Servicing Function Participant of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 33.125)

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

34.28       Wells Fargo Bank, National Association, as Trustee of the Braddock Metro Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the Braddock Metro Center Mortgage Loan (see Exhibit 34.4)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Braddock Metro Center Mortgage Loan (see Exhibit 34.5)

34.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.32       KeyBank National Association, as Primary Servicer of the Red Building Mortgage Loan (see Exhibit 34.1)

34.33       BREF Partners Special Servicer LLC, as Special Servicer of the Red Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Trustee of the Red Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the Red Building Mortgage Loan (see Exhibit 34.4)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the Red Building Mortgage Loan (see Exhibit 34.5)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.38       KeyBank National Association, as Primary Servicer of the 599 Broadway Mortgage Loan (see Exhibit 34.1)

34.39       CWCapital Asset Management LLC, as Special Servicer of the 599 Broadway Mortgage Loan (see Exhibit 34.2)

34.40       Wells Fargo Bank, National Association, as Trustee of the 599 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the 599 Broadway Mortgage Loan (see Exhibit 34.4)

34.42       Pentalpha Surveillance LLC, as Operating Advisor of the 599 Broadway Mortgage Loan (see Exhibit 34.5)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.44       KeyBank National Association, as Primary Servicer of the Towers at University Town Center Mortgage Loan (see Exhibit 34.1)

34.45       CWCapital Asset Management LLC, as Special Servicer of the Towers at University Town Center Mortgage Loan (see Exhibit 34.2)

34.46       Wells Fargo Bank, National Association, as Trustee of the Towers at University Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Towers at University Town Center Mortgage Loan (see Exhibit 34.4)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Towers at University Town Center Mortgage Loan (see Exhibit 34.5)

34.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.50       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan

34.51       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan

34.52       Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 34.4)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan

34.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.57       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.1)

34.58       Situs Holdings, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.51)

34.59       Wells Fargo Bank, National Association, as Trustee of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.4)

34.61       Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.5)

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.63       Wells Fargo Bank, National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.50)

34.64       LNR Partners, LLC, as Special Servicer of the Lehigh Valley Mall Mortgage Loan

34.65       Wilmington Trust, National Association, as Trustee of the Lehigh Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.4)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.54)

34.68       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.55)

34.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.70       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Hudson Mortgage Loan (see Exhibit 34.50)

34.71       LNR Partners, LLC, as Special Servicer of the 90 Hudson Mortgage Loan (see Exhibit 34.64)

34.72       Wilmington Trust, National Association, as Trustee of the 90 Hudson Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the 90 Hudson Mortgage Loan (see Exhibit 34.4)

34.74       Park Bridge Lender Services LLC, as Operating Advisor of the 90 Hudson Mortgage Loan (see Exhibit 34.54)

34.75       CoreLogic Solutions, LLC, as Servicing Function Participant of the 90 Hudson Mortgage Loan (see Exhibit 34.55)

34.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.77       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 34.50)

34.78       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 34.4)

34.81       Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (see Exhibit 34.5)

34.82       CoreLogic Solutions, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 34.55)

34.83       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.84       KeyBank National Association, as Primary Servicer of the Beacon - Criterion Mortgage Loan (see Exhibit 34.1)

34.85       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Criterion Mortgage Loan (see Exhibit 34.51)

34.86       Wells Fargo Bank, National Association, as Trustee of the Beacon - Criterion Mortgage Loan (Omitted. See Explanatory Notes.)

34.87       Wells Fargo Bank, National Association, as Custodian of the Beacon - Criterion Mortgage Loan (see Exhibit 34.4)

34.88       Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Criterion Mortgage Loan (see Exhibit 34.54)

34.89       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.90       KeyBank National Association, as Primary Servicer of the Beacon - Hague Mortgage Loan (see Exhibit 34.1)

34.91       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Hague Mortgage Loan (see Exhibit 34.51)

34.92       Wells Fargo Bank, National Association, as Trustee of the Beacon - Hague Mortgage Loan (Omitted. See Explanatory Notes.)

34.93       Wells Fargo Bank, National Association, as Custodian of the Beacon - Hague Mortgage Loan (see Exhibit 34.4)

34.94       Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Hague Mortgage Loan (see Exhibit 34.54)

34.95       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.96       KeyBank National Association, as Primary Servicer of the Beacon - Paramount Mortgage Loan (see Exhibit 34.1)

34.97       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Paramount Mortgage Loan (see Exhibit 34.51)

34.98       Wells Fargo Bank, National Association, as Trustee of the Beacon - Paramount Mortgage Loan (Omitted. See Explanatory Notes.)

34.99       Wells Fargo Bank, National Association, as Custodian of the Beacon - Paramount Mortgage Loan (see Exhibit 34.4)

34.100     Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Paramount Mortgage Loan (see Exhibit 34.54)

34.101     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.102     KeyBank National Association, as Primary Servicer of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 34.1)

34.103     Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 34.51)

34.104     Wells Fargo Bank, National Association, as Trustee of the Beacon - Mercury / Garage Mortgage Loan (Omitted. See Explanatory Notes.)

34.105     Wells Fargo Bank, National Association, as Custodian of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 34.4)

34.106     Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 34.54)

34.107     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.108     KeyBank National Association, as Primary Servicer of the Beacon - Orpheum Mortgage Loan (see Exhibit 34.1)

34.109     Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Orpheum Mortgage Loan (see Exhibit 34.51)

34.110     Wells Fargo Bank, National Association, as Trustee of the Beacon - Orpheum Mortgage Loan (Omitted. See Explanatory Notes.)

34.111     Wells Fargo Bank, National Association, as Custodian of the Beacon - Orpheum Mortgage Loan (see Exhibit 34.4)

34.112     Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Orpheum Mortgage Loan (see Exhibit 34.54)

34.113     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.114     KeyBank National Association, as Primary Servicer of the Beacon - Tower Mortgage Loan (see Exhibit 34.1)

34.115     Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Tower Mortgage Loan (see Exhibit 34.51)

34.116     Wells Fargo Bank, National Association, as Trustee of the Beacon - Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.117     Wells Fargo Bank, National Association, as Custodian of the Beacon - Tower Mortgage Loan (see Exhibit 34.4)

34.118     Park Bridge Lender Services LLC, as Operating Advisor of the Beacon - Tower Mortgage Loan (see Exhibit 34.54)

34.119     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.120     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Two Harbor Point Square Mortgage Loan

34.121     LNR Partners, LLC, as Special Servicer of the Two Harbor Point Square Mortgage Loan (see Exhibit 34.64)

34.122     Wilmington Trust, National Association, as Trustee of the Two Harbor Point Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.123     Citibank, N.A., as Custodian of the Two Harbor Point Square Mortgage Loan

34.124     Park Bridge Lender Services LLC, as Operating Advisor of the Two Harbor Point Square Mortgage Loan (see Exhibit 34.54)

34.125     U.S. Bank National Association, as Servicing Function Participant of the Two Harbor Point Square Mortgage Loan

34.126     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrium Center Mortgage Loan (see Exhibit 34.120)

34.127     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrium Center Mortgage Loan prior to May 10, 2023 (see Exhibit 34.120)

34.128     K-Star Asset Management LLC, as Special Servicer of the Atrium Center Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

34.129     Wilmington Trust, National Association, as Trustee of the Atrium Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.130     Citibank, N.A., as Custodian of the Atrium Center Mortgage Loan (see Exhibit 34.123)

34.131     Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Center Mortgage Loan (see Exhibit 34.54)

34.132     U.S. Bank National Association, as Servicing Function Participant of the Atrium Center Mortgage Loan (see Exhibit 34.125)

34.133     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 34.120)

34.134     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Charlotte City Center Mortgage Loan prior to May 10, 2023 (see Exhibit 34.120)

34.135     K-Star Asset Management LLC, as Special Servicer of the Marriott Charlotte City Center Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

34.136     Wilmington Trust, National Association, as Trustee of the Marriott Charlotte City Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.137     Citibank, N.A., as Custodian of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 34.123)

34.138     Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 34.54)

34.139     U.S. Bank National Association, as Servicing Function Participant of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 34.125)

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

35.7         KeyBank National Association, as Primary Servicer of the Rochester Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.8         CWCapital Asset Management LLC, as Special Servicer of the Rochester Hotel Portfolio Mortgage Loan (see Exhibit 35.2)

35.9         KeyBank National Association, as Primary Servicer of the InterContinental San Francisco Mortgage Loan (see Exhibit 35.1)

35.10       CWCapital Asset Management LLC, as Special Servicer of the InterContinental San Francisco Mortgage Loan (see Exhibit 35.2)

35.11       KeyBank National Association, as Primary Servicer of the Braddock Metro Center Mortgage Loan (see Exhibit 35.1)

35.12       CWCapital Asset Management LLC, as Special Servicer of the Braddock Metro Center Mortgage Loan (see Exhibit 35.2)

35.13       KeyBank National Association, as Primary Servicer of the Red Building Mortgage Loan (see Exhibit 35.1)

35.14       BREF Partners Special Servicer LLC, as Special Servicer of the Red Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       KeyBank National Association, as Primary Servicer of the 599 Broadway Mortgage Loan (see Exhibit 35.1)

35.16       CWCapital Asset Management LLC, as Special Servicer of the 599 Broadway Mortgage Loan (see Exhibit 35.2)

35.17       KeyBank National Association, as Primary Servicer of the Towers at University Town Center Mortgage Loan (see Exhibit 35.1)

35.18       CWCapital Asset Management LLC, as Special Servicer of the Towers at University Town Center Mortgage Loan (see Exhibit 35.2)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan

35.20       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan (see Exhibit 35.1)

35.22       Situs Holdings, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 35.19)

35.24       LNR Partners, LLC, as Special Servicer of the Lehigh Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Hudson Mortgage Loan (see Exhibit 35.19)

35.26       LNR Partners, LLC, as Special Servicer of the 90 Hudson Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 35.19)

35.28       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       KeyBank National Association, as Primary Servicer of the Beacon - Criterion Mortgage Loan (see Exhibit 35.1)

35.30       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Criterion Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       KeyBank National Association, as Primary Servicer of the Beacon - Hague Mortgage Loan (see Exhibit 35.1)

35.32       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Hague Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       KeyBank National Association, as Primary Servicer of the Beacon - Paramount Mortgage Loan (see Exhibit 35.1)

35.34       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Paramount Mortgage Loan (Omitted. See Explanatory Notes.)

35.35       KeyBank National Association, as Primary Servicer of the Beacon - Mercury / Garage Mortgage Loan (see Exhibit 35.1)

35.36       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Mercury / Garage Mortgage Loan (Omitted. See Explanatory Notes.)

35.37       KeyBank National Association, as Primary Servicer of the Beacon - Orpheum Mortgage Loan (see Exhibit 35.1)

35.38       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Orpheum Mortgage Loan (Omitted. See Explanatory Notes.)

35.39       KeyBank National Association, as Primary Servicer of the Beacon - Tower Mortgage Loan (see Exhibit 35.1)

35.40       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Beacon - Tower Mortgage Loan (Omitted. See Explanatory Notes.)

35.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Two Harbor Point Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.42       LNR Partners, LLC, as Special Servicer of the Two Harbor Point Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrium Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.44       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrium Center Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

35.45       K-Star Asset Management LLC, as Special Servicer of the Atrium Center Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Charlotte City Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.47       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Charlotte City Center Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

35.48       K-Star Asset Management LLC, as Special Servicer of the Marriott Charlotte City Center Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

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

Date: March 14, 2024