Form 10-K
period 2024-12-31
BENCHMARK 2018-B2 Mortgage Trust
filed 2025-03-13
CIK 1728339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Not applicable.

EXPLANATORY NOTES

The EOS 21 Mortgage Loan, the Rochester Hotel Portfolio Mortgage Loan, the InterContinental San Francisco Mortgage Loan, the Braddock Metro Center Mortgage Loan, the Red Building Mortgage Loan and the 599 Broadway Mortgage Loan, which constituted approximately 4.0%, 4.0%, 4.0%, 2.9%, 2.7% and 2.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the EOS 21 Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Rochester Hotel Portfolio Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity, (c) with respect to the InterContinental San Francisco Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (d) with respect to the Braddock Metro Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (e) with respect to the Red Building Mortgage Loan, one other pari passu loan and three subordinate companion loans, each of which are not assets of the issuing entity, and (f) with respect to the 599 Broadway Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the EOS 21 Mortgage Loan, the Rochester Hotel Portfolio Mortgage Loan, the InterContinental San Francisco Mortgage Loan, the Braddock Metro Center Mortgage Loan, the Red Building Mortgage Loan and the 599 Broadway Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. The Towers at University Town Center Mortgage Loan, previously an asset of the issuing entity being serviced under the Pooling and Servicing Agreement, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

The Beacon - Criterion Mortgage Loan, the Beacon - Hague Mortgage Loan, the Beacon - Paramount Mortgage Loan, the Beacon - Orpheum Mortgage Loan, the Beacon - Mercury / Garage Mortgage Loan and the Beacon - Tower Mortgage Loan, each previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Two Harbor Point Square Mortgage Loan, which constituted approximately 1.6% of the asset pool of the issuing entity as of its cut-off date.  The Two Harbor Point Square Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Two Harbor Point Square Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Two Harbor Point Square Mortgage Loan, was serviced under the pooling and servicing agreement for the Benchmark 2018-B1 Transaction prior to the closing of the securitization of a pari passu portion of the Two Harbor Point Square loan combination in the Citigroup Commercial Mortgage Trust 2018-B2 transaction, Commission File Number 333-207132-16 (the “CGCMT 2018-B2 Transaction”).  After the closing of the CGCMT 2018-B2 Transaction on March 20, 2018, this loan combination, including the Two Harbor Point Square Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CGCMT 2018-B2 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan, which constituted approximately 2.3% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Atrium Center Mortgage Loan and Marriott Charlotte City Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Atrium Center Mortgage Loan or Marriott Charlotte City Center Mortgage Loan and two other pari passu loans, each of which are not assets of the issuing entity. These loan combinations, including the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan, were serviced under the pooling and servicing agreement for the Benchmark 2018-B1 Transaction prior to the closing of the securitization of a pari passu portion of the Atrium Center loan combination and the Marriott Charlotte City Center loan combination in the Benchmark 2018-B3 Commercial Mortgage Trust transaction, Commission File Number 333-207132-17 (the “Benchmark 2018-B3 Transaction”).  After the closing of the Benchmark 2018-B3 Transaction on April 10, 2018, these loan combinations, including the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2018-B3 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

KeyBank National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Marina Heights State Farm Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Apple Campus 3 Mortgage Loan, the Worldwide Plaza Mortgage Loan, the Marina Heights State Farm Mortgage Loan, the Lehigh Valley Mall Mortgage Loan and the 90 Hudson Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, is the special servicer of the Worldwide Plaza Mortgage Loan and the Marina Heights State Farm Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Situs Holdings, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Situs Holdings, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Situs Holdings, LLC because Situs Holdings, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Two Harbor Point Square Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan and the Atrium Center Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Midland Loan Services, a Division of PNC Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Midland Loan Services, a Division of PNC Bank, National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Midland Loan Services, a Division of PNC Bank, National Association because Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated servicer servicing less than 10% of pool assets.

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

Wells Fargo Bank, National Association acts as trustee of the InterContinental San Francisco Mortgage Loan, the EOS 21 Mortgage Loan, the Rochester Hotel Portfolio Mortgage Loan, the Braddock Metro Center Mortgage Loan, the 599 Broadway Mortgage Loan, the Red Building Mortgage Loan and the Marina Heights State Farm Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the trust and servicing agreement for the GSMS 2017-FARM Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the InterContinental San Francisco Mortgage Loan, the EOS 21 Mortgage Loan, the Rochester Hotel Portfolio Mortgage Loan, the Braddock Metro Center Mortgage Loan, the 599 Broadway Mortgage Loan, the Red Building Mortgage Loan and the Marina Heights State Farm Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Worldwide Plaza Mortgage Loan, the 90 Hudson Mortgage Loan, the Lehigh Valley Mall Mortgage Loan and the Apple Campus 3 Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Worldwide Plaza Mortgage Loan, the Marina Heights State Farm Mortgage Loan, the Red Building Mortgage Loan, the Lehigh Valley Mall Mortgage Loan, the 90 Hudson Mortgage Loan, the Two Harbor Point Square Mortgage Loan, the Apple Campus 3 Mortgage Loan, the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of BREF Partners Special Servicer LLC as special servicer of the Red Building Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Apple Campus 3 Mortgage Loan and K-Star Asset Management LLC as special servicer of the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the Marina Heights State Farm Mortgage Loan and Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as special servicer of the Worldwide Plaza Mortgage Loan, LNR Partners, LLC as special servicer of Lehigh Valley Mall Mortgage Loan, the 90 Hudson Mortgage Loan and the Two Harbor Point Square Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Apple Campus 3 Mortgage Loan, BREF Partners Special Servicer LLC as special servicer of the Red Building Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Two Harbor Point Square Mortgage Loan, the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan and K-Star Asset Management LLC as special servicer of the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer, and Wells Fargo Bank, National Association, as certificate administrator, trustee, and custodian.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts. CWCAM was the special servicer of such property. The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens. On July 19, 2016, the State Court denied CWCAM’s motion to dismiss. On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”). On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss. On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court. Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery. All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019. The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct. In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020. Oral argument on the appeal occurred on June 21, 2021. On July 14, 2022, the Second Circuit entered a decision affirming in part and reversing in part the SDNY Court’s decision and remanding to the SDNY Court for further proceedings. The Second Circuit affirmed the SDNY’s Court holding that Penalty Interest and Yield Maintenance are paid before Gain-On-Sale Proceeds. The Second Circuit reversed and remanded for further proceedings that portion of the SDNY Court’s decision related to approximately $67.2 million in interest on advances. On January 13, 2023, the parties entered into a settlement agreement, in which (among other things) they agreed to stipulate that the amount of Interest on advances that accrued on or before June 3, 2014 is $27.5 million, and that CWCAM would pay that amount into escrow for distribution to certificateholders upon the entry of an order by the Court approving the settlement. U.S. Bank National Association, as Trustee for the trusts, provided notice of the settlement to all parties in interest via a notice program approved by the Court. A hearing on the settlement was scheduled for March 16, 2023 and was continued to May 5, 2023. The court approved the settlement in a decision dated April 8, 2024. An appeal of the Court’s decision was filed by one party, Cobalt LLC, which is believed to be focused solely on the timing of the distribution of the $27.5 million and not with respect to CWCAM’s liability or the amount paid. The appeal brief is due on September 1, 2024. The matter was subsequently resolved by the parties and approved by the Court and no further proceedings are required. The matter is closed.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Summary judgment briefing is scheduled to conclude on June 18, 2024. Oral argument was heard on October 22, 2024 and the court has taken the arguments under consideration. The timing of a decision is unknown. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Two Harbor Point Square Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2018-B2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2018-B2 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2018-B2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Atrium Center Mortgage Loan and the Marriott Charlotte City Center Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2018-B3 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2018-B3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

4.6           Pooling and Servicing Agreement, dated as of March 1, 2018, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 21, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of April 1, 2018, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 11, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.8           Agreement Between Noteholders, dated as of December 14, 2017, by and between Citi Real Estate Funding Inc., as Initial Note A Holder, and Safety National Casualty Corporation, as Initial Note B Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of February 27, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of January 31, 2018, between Deutsche Bank AG, Acting through its New York Branch, as Note A-1 Holder, Deutsche Bank AG, Acting through its New York Branch, as Note A-2 Holder, Deutsche Bank AG, Acting through its New York Branch, as Note A-3 Holder, Deutsche Bank AG, Acting through its New York Branch, as Note A-4-A Holder, and Deutsche Bank AG, Acting through its New York Branch, as Note A-4-B Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of February 27, 2018, between Deutsche Bank AG, Acting through its New York Branch, as Note A-1 Holder, Deutsche Bank AG, Acting through its New York Branch, as Note A-2 Holder, Deutsche Bank AG, Acting through its New York Branch, as Note A-3 Holder, Deutsche Bank AG, Acting through its New York Branch, as Note A-4 Holder, and Deutsche Bank AG, Acting through its New York Branch, as Note A-5 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of January 24, 2018, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of January 10, 2017, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Société Générale, as Initial Note A-3 Holder, and Société Générale, as Initial Note A-4 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.14         Agreement Between Noteholders, dated as of February 22, 2018, by and between Citi Real Estate Funding Inc., as Initial Note A-1 and Initial Note A-2 Holder, Athene Annuity and Life Company, as Initial B-1 Holder, American Equity Investment Life Insurance Company, solely with respect to the Funds Withheld Account, as Initial Note B-2 Holder, and Senior Real Estate Finance Account (N) LP, as Initial Note C Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of February 27, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of January 31, 2018, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of February 13, 2018, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-3 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-4 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-5 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of November 10, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1-S Holder, Initial Note A-1-C1 Holder, Initial Note A-1-C2 Holder and Initial Note B-1-S Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-2-S Holder, Initial Note A-2-C1 Holder, Initial A-2-C2 Holder, Initial Note A-2-C3 Holder, Initial Note A-2-C4 Holder and Initial Note B-2-S Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of December 29, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1-S Holder, Initial Note A-1-C1 Holder and Initial Note A-1-C2 Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-2-C1 Holder, Initial Note A-2-C2 Holder, Initial Note A-2-C3 Holder, Initial Note A-2-C4 Holder and Initial Note A-2-C5 Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.20         Co-Lender Agreement, dated as of November 20, 2017, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1-A Holder, Column Financial, Inc., as Initial Note A-1-B Holder, Cantor Commercial Real Estate Lending L.P., as Initial Note A-1-C Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2-A Holder, Column Financial, Inc., as Initial Note A-2-B Holder, and Cantor Commercial Real Estate Lending, L.P., as Initial Note A-2-C Holder (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.21         Co-Lender Agreement, dated as of January 31, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.23 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.22         Co-Lender Agreement, dated as of January 31, 2018, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.24 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.23         Co-Lender Agreement, dated as of January 31, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.25 to the registrant’s Current Report on Form 8-K/A filed on April 13, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.24         Amended and Restated Co-Lender Agreement, dated as of January 22, 2018, between Citi Real Estate Funding Inc., as Note A-1-A Holder, Citi Real Estate Funding Inc., as Note A-1-B Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 4.26 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

4.25         Co-Lender Agreement, dated as of January 25, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note B Holder (filed as Exhibit 4.27 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-206361-13 and incorporated by reference herein).

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

33.40       Wells Fargo Bank, National Association, as Trustee of the 599 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the 599 Broadway Mortgage Loan (see Exhibit 33.4)

33.42       Pentalpha Surveillance LLC, as Operating Advisor of the 599 Broadway Mortgage Loan (see Exhibit 33.5)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan

33.45       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan

33.46       Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 33.4)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.51       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.1)

33.52       Situs Holdings, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.45)

33.53       Wells Fargo Bank, National Association, as Trustee of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.4)

33.55       Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.5)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.57       Wells Fargo Bank, National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.44)

33.58       LNR Partners, LLC, as Special Servicer of the Lehigh Valley Mall Mortgage Loan

33.59       Wilmington Trust, National Association, as Trustee of the Lehigh Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.4)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.48)

33.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.49)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Hudson Mortgage Loan (see Exhibit 33.44)

33.65       LNR Partners, LLC, as Special Servicer of the 90 Hudson Mortgage Loan (see Exhibit 33.58)

33.66       Wilmington Trust, National Association, as Trustee of the 90 Hudson Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the 90 Hudson Mortgage Loan (see Exhibit 33.4)

33.68       Park Bridge Lender Services LLC, as Operating Advisor of the 90 Hudson Mortgage Loan (see Exhibit 33.48)

33.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the 90 Hudson Mortgage Loan (see Exhibit 33.49)

33.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.71       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 33.44)

33.72       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 33.4)

33.75       Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (see Exhibit 33.5)

33.76       CoreLogic Solutions, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 33.49)

33.77       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.78     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Two Harbor Point Square Mortgage Loan

33.79     LNR Partners, LLC, as Special Servicer of the Two Harbor Point Square Mortgage Loan (see Exhibit 33.58)

33.80     Wilmington Trust, National Association, as Trustee of the Two Harbor Point Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.81     Citibank, N.A., as Custodian of the Two Harbor Point Square Mortgage Loan

33.82     Park Bridge Lender Services LLC, as Operating Advisor of the Two Harbor Point Square Mortgage Loan (see Exhibit 33.48)

33.83     U.S. Bank National Association, as Servicing Function Participant of the Two Harbor Point Square Mortgage Loan

33.84     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrium Center Mortgage Loan (see Exhibit 33.78)

33.85     K-Star Asset Management LLC, as Special Servicer of the Atrium Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.86     Wilmington Trust, National Association, as Trustee of the Atrium Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.87     Citibank, N.A., as Custodian of the Atrium Center Mortgage Loan (see Exhibit 33.81)

33.88     Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Center Mortgage Loan (see Exhibit 33.48)

33.89     U.S. Bank National Association, as Servicing Function Participant of the Atrium Center Mortgage Loan (see Exhibit 33.83)

33.90     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 33.78)

33.91     K-Star Asset Management LLC, as Special Servicer of the Marriott Charlotte City Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.92     Wilmington Trust, National Association, as Trustee of the Marriott Charlotte City Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.93     Citibank, N.A., as Custodian of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 33.81)

33.94     Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 33.48)

33.95     U.S. Bank National Association, as Servicing Function Participant of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 33.83)

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

34.40       Wells Fargo Bank, National Association, as Trustee of the 599 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the 599 Broadway Mortgage Loan (see Exhibit 34.4)

34.42       Pentalpha Surveillance LLC, as Operating Advisor of the 599 Broadway Mortgage Loan (see Exhibit 34.5)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan

34.45       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan

34.46       Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 34.4)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.51       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.1)

34.52       Situs Holdings, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.45)

34.53       Wells Fargo Bank, National Association, as Trustee of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.4)

34.55       Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.5)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.57       Wells Fargo Bank, National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.44)

34.58       LNR Partners, LLC, as Special Servicer of the Lehigh Valley Mall Mortgage Loan

34.59       Wilmington Trust, National Association, as Trustee of the Lehigh Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.4)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.48)

34.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.49)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Hudson Mortgage Loan (see Exhibit 34.44)

34.65       LNR Partners, LLC, as Special Servicer of the 90 Hudson Mortgage Loan (see Exhibit 34.58)

34.66       Wilmington Trust, National Association, as Trustee of the 90 Hudson Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the 90 Hudson Mortgage Loan (see Exhibit 34.4)

34.68       Park Bridge Lender Services LLC, as Operating Advisor of the 90 Hudson Mortgage Loan (see Exhibit 34.48)

34.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the 90 Hudson Mortgage Loan (see Exhibit 34.49)

34.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.71       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 34.44)

34.72       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 34.4)

34.75       Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (see Exhibit 34.5)

34.76       CoreLogic Solutions, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 34.49)

34.77       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.78     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Two Harbor Point Square Mortgage Loan

34.79     LNR Partners, LLC, as Special Servicer of the Two Harbor Point Square Mortgage Loan (see Exhibit 34.58)

34.80     Wilmington Trust, National Association, as Trustee of the Two Harbor Point Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.81     Citibank, N.A., as Custodian of the Two Harbor Point Square Mortgage Loan

34.82     Park Bridge Lender Services LLC, as Operating Advisor of the Two Harbor Point Square Mortgage Loan (see Exhibit 34.48)

34.83     U.S. Bank National Association, as Servicing Function Participant of the Two Harbor Point Square Mortgage Loan

34.84     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrium Center Mortgage Loan (see Exhibit 34.78)

34.85     K-Star Asset Management LLC, as Special Servicer of the Atrium Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.86     Wilmington Trust, National Association, as Trustee of the Atrium Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.87     Citibank, N.A., as Custodian of the Atrium Center Mortgage Loan (see Exhibit 34.81)

34.88     Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Center Mortgage Loan (see Exhibit 34.48)

34.89     U.S. Bank National Association, as Servicing Function Participant of the Atrium Center Mortgage Loan (see Exhibit 34.83)

34.90     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 34.78)

34.91     K-Star Asset Management LLC, as Special Servicer of the Marriott Charlotte City Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.92     Wilmington Trust, National Association, as Trustee of the Marriott Charlotte City Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.93     Citibank, N.A., as Custodian of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 34.81)

34.94     Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 34.48)

34.95     U.S. Bank National Association, as Servicing Function Participant of the Marriott Charlotte City Center Mortgage Loan (see Exhibit 34.83)

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

35.13       KeyBank National Association, as Primary Servicer of the Red Building Mortgage Loan (see Exhibit 35.1)

35.14       BREF Partners Special Servicer LLC, as Special Servicer of the Red Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       KeyBank National Association, as Primary Servicer of the 599 Broadway Mortgage Loan (see Exhibit 35.1)

35.16       CWCapital Asset Management LLC, as Special Servicer of the 599 Broadway Mortgage Loan (see Exhibit 35.2)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan

35.18       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan (see Exhibit 35.1)

35.20       Situs Holdings, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 35.17)

35.22       LNR Partners, LLC, as Special Servicer of the Lehigh Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Hudson Mortgage Loan (see Exhibit 35.17)

35.24       LNR Partners, LLC, as Special Servicer of the 90 Hudson Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 35.17)

35.26       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Two Harbor Point Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       LNR Partners, LLC, as Special Servicer of the Two Harbor Point Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrium Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       K-Star Asset Management LLC, as Special Servicer of the Atrium Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Charlotte City Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       K-Star Asset Management LLC, as Special Servicer of the Marriott Charlotte City Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 13, 2025